Form 10-K
period 2006-12-31
GE-WMC Asset-Backed Pass Through Certificates, Series 2005-1
filed 2007-03-30
CIK 1340014

UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark one)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2006

      OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      Commission File Number:  333-127360-01

                    GE-WMC MORTGAGE SECURITIES, L.L.C. 2005-1

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

      None.

Item 9A and 9A(T). Controls and Procedures.

      Omitted.

Item 9B. Other Information

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

      Omitted pursuant to the No-Action Request.

Item 11. Executive Compensation.

      Omitted pursuant to the No-Action Request.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      Each class of securities is represented by one or more notes or certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company (DTC). Cede & Co. is the sole holder of record of the securities, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at December 31, 2006. Such direct participants may hold securities for their own accounts or for the accounts of their customers.

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

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)   List of Documents Filed as Part of this Annual Report on Form 10-K

        EXHIBIT                         DESCRIPTION

          31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          99.1 Annual Independent Accountants Servicing Reports concerning servicing activities for the year ended December 31, 2006.

          99.2 Annual Statement of Compliance under the Pooling and Servicing Agreement for the year ended
                     December 31, 2006.

          99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.

(b) The following Current Reports on Form 8-K were filed by the Registrant during the fiscal year ending December 31, 2006 and through the date hereof:

      Remittance Report to Certificateholders dated October 25, 2006 Remittance Report to Certificateholders dated November 25, 2006 Remittance Report to Certificateholders dated December 25, 2006

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


    GE-WMC MORTGAGE SECURITIES, L.L.C.
    (Registrant)


Signed:


By: James Zollo

By: /s/ James Zollo

Dated: March 29, 2007